Form 10-Q/A
period 1996-05-15
SYNERGY MEDIA INC
filed 1996-06-07
CIK 811829

                                                                    Page 1 0f 28

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A
                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Period Ended:        MARCH 31, 1996
                         --------------
Commission File No.:     33-128
                         ------


                               SYNERGY MEDIA, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter.)


          NEVADA                                     87-0443269
          ------                                      ----------
(State of other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


              260 REGENCY PARKWAY, SUITE 220 OMAHA, NEBRASKA. 68114
              -----------------------------------------------------

Registrant's telephone number, including area code: (402) 343-0195
                                                    --------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             ------  ------


     The number of shares outstanding of the issuer's Common Stock:

          Class:                         Outstanding (at May 14, 1996)
          ------                         ------------------------------

          Common Stock,                           4,010,475
          $0.001 par value

                                                                    Page 2 0f 28

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

ITEM 1
Financial Statements (unaudited) . . . . . . . . . . . . . . . . . . . . . . . 3
Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4
Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . 5
Statement of Cash Flows. . . . . . . . . . . . . . . . . . . . . . . . . . . . 6
Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . 7

ITEM 2
Management's Discussion and Analysis of Financial Condition and Results of
Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

PART II: OTHER INFORMATION

Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12
Changes in Securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .12
Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . . . . . .12
Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . .12
Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12
Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .14
Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . .15

                                                                    Page 3 0f 28
                                     PART I

Item 1: Financial Statements

              SYNERGY MEDIA, INC. FINANCIAL STATEMENTS (UNAUDITED)

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the historical information of the Company.

                                                                    Page 4 0f 28

                               SIERRA SOLIDS, INC.
                         (A Development Stage Company)
                                 Balance Sheets
                                   (Unaudited)
                             March 31, 1996 and 1995

                                     ASSETS


                                               March 31, 1996    March 31, 1995
                                               --------------    --------------
CURRENT ASSETS                                     $     -0-      $     -0-

OTHER ASSETS                                             -0-            -0-

Investment in Subsidary                              200,257
                                                 -----------      ---------

  Total Assets                                    $  200,257      $     -0-
                                                 -----------      ---------
                                                 -----------      ---------

                       LIABILITIES AND STOCKHOLDER'S EQUITY


CURRENT LIABILITIES

Bank Overdraft                                   $    30,945      $
Accounts Payable                                     104,087         15,146
                                                 -----------      ---------

  Total Current Liabilities                      $   135,032      $  15,146

Stockholder's Equity

    Common Stock 50,000,000
     Shares Authorized at $0.001 Par Value
     4,621,412 Shares Issued and Outstanding     $     1,372        $ 4,621

Paid in Capital                                      879,005        436,599
Deficit Accumulated
   In the Development Stage                        (815,152)      (456,366)
                                                 -----------      ---------

  Total Stockholder's Equity                          65,225         15,146
                                                 -----------      ---------
  Total Liabilities and Stockholder's Equity     $   200,257      $     -0-
                                                 -----------      ---------
                                                 -----------      ---------

                                                                    Page 5 0f 28

                               SIERRA SOLIDS, INC.
                          (A Development Stage Company)
                             Statement of Operations
                                   (Unaudited)

                             March 31, 1996 and 1995



                                              MARCH 31, 1996     MARCH 31, 1995
                                              --------------     --------------
Revenues

  Sales                                         $     -0-             $     -0-

  Interest                                            -0-                   -0-
                                              -----------             ---------

        Total Revenues                          $     -0-             $     -0-

Expenses

  Cost of Sales                                $     -0-             $     -0-

  Professional Fees                              214,804                 3,418

  Interest Expense                                13,187

  Administration & General Expenses                1,053                   256
                                             -----------             ---------

        Total Expenses                           229,045                13,674
                                             -----------             ---------

        Net Loss                            $    229,045          $     13,674
                                             -----------             ---------

Weighted Average Shares Outstanding            1,127,506             4,621,412

Loss Per Share                                     (0.20)                (0.00)

     The accompanying notes are an integral part of these financial statements.

                                                                    Page 6 0f 28

                               SIERRA SOLIDS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
                           For the Three Months Ended
                             March 31, 1996 and 1995


                                                March 31, 1996           March 31, 1995
                                                --------------           --------------
Cash Flow from Operating Activities

Net Loss                                        $   (229,045)            $    (13,674)

Adjustments to Reconcile Net Income
to Net Cash Used by Operating Activities                 -0-                      -0-

Changes in Operating Liabilities:

Increase in Accounts Payable                          95,169                   13,126
                                                 -----------                ---------

Net Cash Used by Operating Activities               (133,876)                    (548)

Cash Flows from Investing Activities                (200,257)                     -0-

Cash Flows from Financing Activities                 410,000                      548

Reduction in Debt                                   (106,813)
                                                 -----------                ---------

Increase (Decrease) in Cash                          (30,945)                     -0-

Cash at Beginning of Period                              -0-                      -0-
                                                 -----------                ---------
Cash at end of Period                             $  (30,945)               $     -0-


     The accompanying notes are an integral part of these financial statements

                                                                    Page 7 0f 28
                               SIERRA SOLIDS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


NOTE #1 - ORGANIZATION

     The Company was incorporated under the laws of the state of Nevada on February 24, 1987, using the name Sussex Enterprises, Inc. The Articles of Incorporation grant the Corporation authority to engage in any lawful business or activity which may be conducted under the laws of the State of Nevada or any other state or nation wherein the Corporation shall be authorized to transact business.

     On February 19, 1988, the Company entered into a plan and Agreement of Merger with Sierra Solids, Inc., a California Corporation, wherein the Company issued 3,000,000 shares of its common stock for all of the outstanding shares of Sierra Solids, Inc.

     On March 9, 1988, Articles of Amendment were filed changing the name to Sierra Solids, Inc.

     The company had limited operations in l988, but produced no significant revenue and is considered to be a development stage company.

NOTE #2 - SIGNIFICANT ACCOUNTING POLICIES

     (1) Depreciation on assets has been recorded using the straight-line method.

     (2)  The Company uses accrual method of accounting.

     (3) Revenues and expenses are recognized in the period in which they occur.

     (4)  The Company has had no noncash investing and financing activities.

     (5) The Company considers all short term, highly liquid investments that are readily convertible within 90 days, to known amount as cash. (The Company currently has no liquid investments.)

NOTE #3 - BANKRUPTCY

     On September 26, 1989, the Company's Board of Directors adopted a resolution directing the Company to file a voluntary bankruptcy petition under Chapter 7 of the Bankruptcy code in the United States Bankruptcy Court of the Northern District of California. The petition was filed September 27, 1989, and a final decree was filed on December 1, 1989.

                                                                    Page 8 0f 28
                               SIERRA SOLIDS,INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                   -Continued-


NOTE #4 - LOSS CARRYFORWARD

     The Company has adopted FASB 109 to account for income taxes. Because of the uncertainties of using any of its tax loss carryforward, the Company has elected to reserve at 100% any tax asset that may arise from the application of FASB 109.

     The Company has net loss carryforwards for income tax purposed as follows:






  Year of Loss                 Amount                Expiration Date
  ------------                 ------                ---------------
       1988                  $ 442,027                       2003
       1989                        -0-                       2004
       1990                        -0-                       2005
       1991                        -0-                       2006
       1992                        -0-                       2007
       1993                        -0-                       2008
       1994                        663                       2009
       1995                    143,416                       2010


                                                                    Page 9 0f 28

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Synergy Media, Inc. (the "Registrant" or "Company") was incorporated under the laws of the state of Nevada on February 24, 1987, under the name Sussex Enterprises, Inc. The Company was initially organized to act as a vehicle for a company to use to become a public entity. The Company filed a registration statement on Form S-18 with the Securities and Exchange Commission and proposed to raise a minimum of $250,000 and a maximum of $375,000 through the sale of its common stock, par value $0.001 per share (the "Common Stock"), at a sale price of $0.50 per unit, with each unit consisting of one share of Common Stock and a warrant to purchase another share of Common Stock at $1.00 per share. The exercise term on the warrants has expired. The registration statement was granted an effective date of June 16, 1987. On September 16, 1987, the Company completed its offering.

On October l9, 1987, the Company entered into an Agreement and Plan of Reorganization with Greenhill Music, Inc., a Colorado corporation ("Greenhill"), engaged in the music recording industry. The Company advanced $20,000 to Greenhill in anticipation of the merger but terminated the agreement before it was submitted to the subscribers of the Company's public offering. Subsequently, on February 19, 1988, the Company entered into a Plan and Agreement of Merger with Sierra Solids, Inc., a California corporation ("Sierra"), wherein the Company issued 3,000,000 shares of its Common Stock for all of the outstanding shares of Sierra. On March 9, 1988, the Company filed Articles of Amendment changing the name of the Company to Sierra Solids, Inc.

After the merger with Sierra, the Company was engaged in bulk nutritional and over-the-counter contract manufacturing services to the pharmaceutical and food industries. Unfortunately, the Company was unable to obtain the needed funds to properly run its business and was forced to file a voluntary bankruptcy in the Northern District of California, case number 4-89-04373 TS-2. The petition was filed September 27, 1989, and a final decree was filed on December l, l989.

After the bankruptcy, the Company discontinued operations and has had no business operations from the time of the bankruptcy until December l, 1995. On April 22, 1996, the Company filed Articles of Amendment changing the name of the Company to Synergy Media, Inc.

On April 4, 1996, the Registrant consummated a merger between its wholly owned subsidiary and Synergy Communications, Inc., an Internet service provider.

For the first three months of 1996, ending March 31, 1996, the Company had a net loss of $229,045. The majority of the expenses were for consulting work after management began identifying potential acquisition candidates. During the first quarter, the consultants were also granted 1,712,500 options converting @ $0.05 (which have registration rights) and 1,605,000 warrants converting @ $1.00 (with no registration rights). Subsequent to end of the quarter, the Company issued 1,143,279 warrants converting @ $ 1.00 and 120,000 warrants converting @ $3.00. The activities are described below.

                                                                   Page 10 0f 28

Over the next 11 to 12 month period, the Registrant anticipates it will require approximately $10.0 million of capital to complete proposed transactions in its business plan. At the present time, the Registrant does not have sufficient capital to complete the transactions. The Registrant is currently in discussions with potential investors about the possibility of their investing such capital. There can be no assurances that necessary funds will be raised for the acquisitions. If the Registrant is successful in making the contemplated acquisitions, there may be substantial capital requirements to fund capital expenditures and/or losses generated from the combined businesses.

The approximate financial requirements with each of the acquisitions is contained below.

SYNERGY COMMUNICATIONS, INC.

In April 1996 the Registrant consummated a merger with Synergy Communications, Inc. ("SynergyCom") through a wholly owned subsidiary. For the transaction, the SynergyCom shareholders were issued 750,000 shares of the Company's common stock (these shares have piggy back registration rights and demand rights within one year), the Registrant released $171,000 of notes due to the Company from SynergyCom, and committed to sell 400,000 shares to employees for $0.3636 per share (which are yet to be issued and have no registration rights). There may be substantial capital required to fund capital expenditures to meet the Company's growth plans, and there is no assurance any capital will be available to meet these plans.

COMMUNICATION SYSTEMS GROUP, INC.

Also in April 1996 the Registrant acquired 100% of the capital stock of Communication Systems Group, Inc. ("CSG"). The terms of the agreement were to issue CSG shareholders 700,000 shares of the Company's common stock (these shares have piggy back registration rights) and $204,000 (of which $ 100,000 was paid at closing and $104,000 being paid over six months following the closing). There may be substantial capital required to fund capital expenditures to meet the Company's growth plans, and there is no assurance any capital will be available to meet these plans, nor is there any assurance of available capital to meet the additional payments.


INNOVATIVE CONSULTANTS, INC.

The Registrant entered into a letter of intent in May 1996 to acquire 100% of the capital stock of lnnovative Consultants, Inc. ("Innovative"). The terms of the agreement are to issue Innovative shareholders 25,000 shares of the Company's common stock (these shares have no registration rights) and $125,000 paid to Innovative creditors. Although Closing of the transaction should be consummated by June 15, 1996, there is no assurance the necessary capital will be available to consummate this acquisition.

RESULTS OF OPERATIONS:

CAPITAL RESOURCES & LIQUIDITY: As of December 31, 1995, the Company had no assets and liabilities of $115,731. Liabilities increased to 135,032 on March 31, 1996, as a result of the cost of consulting work.

                                                                   Page 11 0f 28

In order for the Company to be adequately capitalized for its new business plan, it has undertaken to sells shares of its common stock both in the United States under Regulation D and outside of the United States to an institution who is not a U. S. person pursuant to offerings under Regulation S of the Securities Act of 1993 as amended.

During the first quarter of 1996, the Registrant sold 1,127,500 shares for a price of $0.3636 (of which 275,000 were Regulation S). The Company determined, after discussions with various investors, this was the best available price at the time, given the condition of the Company. Subsequent to end of the first quarter of 1996, and up to the date of filing, the Registrant sold 137,500 shares for a price of $0.3636 (all of which were Regulation S), 266,666 shares for a price of $0.75 (133,333 of which were Regulation S) and 66,667 shares for a price of $ 1.50 (all of which were Regulation S). 100,000 warrants @ $ 1.00 and 100,000 warrants @ $3.00 were also issued for financing. The Company determined, after discussions with various investors, this was the best available price at the time, given the condition of the Company.

In order to accomplish the goals in the current business plan, the Company must raise a significant amount of capital. At this time management is yet to make definite arrangements to provide the required financing. Also, the Company is unsure whether such financing will be accomplished through the use of debt or equity. This determination could have a substantially dilutive impact on the Registrant's shareholders.

At the present time, the Registrant has limited liquid assets. It is highly unlikely that these assets could provide liquidity required for the contemplated acquisitions. If the Registrant fails to raise any capital or consummate any additional acquisitions, there is a possibility that the Registrant would not operate as a going concern.

MATERIAL CHANGES IN FINANCIAL CONDITION: The financial condition of the Company as of the quarter end reflects its status as a non-operating Company which was seeking acquisitions. During the first quarter the Registrant raised a total of $410,000 from the sale of the Company's common stock. The majority of these funds have been expended to pay for the loans designed to lead to business operations for the Company, to pay operating expenses of consultants and advisors to the Company, some of whom are affiliates or shareholders, and repay a $100,000 loan (plus $20,000 finance fee). Events subsequent to quarter end have resulted in funds of $350,000 from the sale of shares of the Company's common stock. The majority of these funds have been expended to pay for the purchase of investments designed to lead to business operations for the Company, to pay operating expenses, payments to consultants and advisors of the Company, some of whom are affiliates or shareholders. See the description in Item 13. Certain Relationships and Related transactions.

The Company's ultimate success in pursuing is new business plan will depend on its ability to raise capital.

                                                                   Page 12 0f 28

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

Synergy Communications has the following litigation pending:

     MICHAEL SHONKA VS SYNERGY COMMUNICATIONS, INC.
     The original petition was filed on December 11, 1995 in the County Court of Douglas County (Nebraska), and was subsequently dismissed. The petition was then refiled on April 9, 1996 in District Court of Douglas County (Nebraska), and at the date this filing is in the preliminary stages of pleading.

     Shonka sued Synergy pursuant to an alleged oral contract for the recovery of the following:
          1.  $30,000 salary per year (not specified for number of years).
          2.  Recovery of 8% of gross sales of Synergy (not limited in time).
          3.  Recovery of 20% of Synergy stock.
          4.  Recovery of incidental expenses.

Mr. Shonka was a sales employee for Synergy in the first and second quarters, 1995. Mr. Shonka resigned from Synergy in June, 1995 after refusing to sign the company's standard employment agreement and unsuccessfully demanding increased compensation terms. Synergy denies all allegations and at no time promised Shonka the items which he is requesting, and the Company is planning to vigorously defend itself in this action.

ITEM 2. CHANGES IN SECURITIES
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.


ITEM 5. OTHER INFORMATION

NAME CHANGE
On April 22, 1996, the Registrant filed Articles of Amendment changing the name of the Company to Synergy Media, Inc.

POTENTIAL ACQUISITION
The Registrant entered into a letter of intent in May 1996 to acquire 100% of the capital stock of lnnovative Consultants, Inc. ("Innovative"). The terms of the agreement are to issue Innovative shareholders 25,000 shares of the Company's common stock (these shares have no registration rights) and $125,000 paid to Innovative creditors. Although Closing of the transaction should be

                                                                   Page 13 0f 28

consummated by June 15, 1996, there is no assurance the necessary capital will be available to consummate this acquisition.

                                                                   Page 14 0f 28
                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNERGY MEDIA, INC.


/s/ Michael S. Luther                                         May 16. 1996
- ------------------------------                                ----------------
By: Michael S. Luther                                         Date
       Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Michael S. Luther                                         May 16, 1996
- -------------------------------                               ----------------
By: Michael S. Luther                                         Date
       Chairman

/s/ Lois Meridith                                             May 16. 1996
- -------------------------------                               ----------------
By: Lois Meridith                                             Date
Secretary, Treasurer and Director

                                                                   Page 15 0f 28

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a). PRESS RELEASES
     1.   Press Release, dated February 26, 1996
     2.   Press Release, dated April 4, 1996
     3.   Press Release, dated April 10, 1996
     4.   Press Release, dated April 11, 1996
     5.   Press Release, dated April 25, 1996
     6.   Press Release, dated May 1, 1996
     7.   Press Release, dated May 7, 1996

(b). FORM 8-K REPORTS
     1. Incorporated by reference to exhibits of Registrant's current report on Form 8-K dated April 18, 1996.
     2. Incorporated by reference to exhibits of Registrant's current report on Form 8-K dated May 8, 1996.

(c). OTHER
     1. Letter of Intent to purchase Innovative Consultants, Inc., dated May 7, 1996.
     2. Certificate of Amendment for the articles of incorporation of Sierra Solids, Inc.to change Registrant's name to Synergy Media, Inc., dated April 22, 1996.

                                                                   Page 16 0f 28

SYNERGY MEDIA, INC.                                              NEWS RELEASE
- -------------------------------------------------------------------------------
Contact: Jamie Saker, Synergy Media                    FOR IMMEDIATE RELEASE
402.346.4638
synergypr@synergy.net

                     SIERRA SOLIDS ENTERS MERGER AGREEMENT
                        WITH SYNERGY COMMUNICATIONS, INC.

     OMAHA, Neb. -- (BUSINESS WIRE)--Feb. 26, 996--Sierra Solids, Inc. (OTC:
SISD), which has moved its headquarters to 260 Regency Pkwy., Ste. 220, Omaha, NE 68114, announced it has entered into a merger agreement with Synergy Communications, Inc. ("Synergy") of Omaha.

     Sierra Solids received the option to merge in conjunction with loaning Synergy $171,000. The merger is anticipated to be consummated on or about March 1, 1996. Following the merger there will be 3,547,141 shares outstanding and 1 million warrants to purchase stock at $1 per share.

     Synergy, formed in 1993 by James R. Saker Jr., offers Internet services to businesses and individuals and Internet-based commerce using an online mall. Synergy's focus is on business consumers with merchant processing and communications architectures.

     Synergy is one of the few network service providers (NSP) in the United States allowing it to fully maintain and manage network connections. Synergy has established the Midwest's first network service provider with connections throughout Nebraska, Iowa, Missouri, Minnesota and Virginia and operates national backbone facilities connecting to major peering facilities in Washington, D.C.; Santa Clara, Calif.; and St. Louis, Mo.

     Synergy was an early member of CIX, Commercial Internet Exchange, which gives the economy recognition as an established provider of network services.

     CONTACT:  Sierra Solids, Inc.
               Edward J. Jarzobski or Lois Meridith, 402/343-0195

                                                                   Page 17 0f 28


SYNERGY MEDIA, INC.                                         NEWS RELEASE
- -------------------------------------------------------------------------------
Contact: Jamie Saker, Synergy Media                    FOR IMMEDIATE RELEASE
402.346.4638
synergypr@synergy.net

                    SYNERGY ANNOUNCES CONSUMMATION OF MERGER

OMAHA, NEBRASKA -- APRIL 4, 1996--Sierra Solids (OTC:SISD) announced it has consummated its merger between its wholly owned subsidiary and Synergy Communications, Inc., a leading regional Internet service provider based in Omaha, Nebraska. The Directors have approved a name change from Sierra Solids Inc. to Synergy Media Inc. ("Synergy Media").

Synergy Media is moving to solidify its position as a leading provider of Internet services. It plans to expand its current network infrastructure to key markets throughout the United States. Synergy Media will continue to provide high-end data communications solutions for commercial and federal clients nationwide.

Dimensions Enterprises Inc., a strategic Internet consulting firm with headquarters in Herndon, Virginia, is providing both backbone engineering and strategic consulting services for the merger.

James R. Saker, Jr., founder of Synergy Communications Inc. Has been named to the board and appointed CEO of Synergy Media Inc. Michael S. Luther and Brian
R. Barger, Omaha investment and merchant bankers, are existing board members. Newly-appointed board members include Anders Ulegard, Chairman of Quaestus S.A., a Geneva based investment firm; Lois Meridith, private investor; Edward Jarzobski, investment analyst; Brian Brown, Director of Business Development and Strategic Ventures of Dimension Enterprises Inc.; and Susan Fitzgerald, Vice President of Dimensions Enterprises and Executive Director of the Commercial Internet Exchange Association.

Contact: Synergy Media Inc.
        James R. Saker, Jr., 402/346-4638

SYNERGY MEDIA, INC.                                              NEWS RELEASE
- --------------------------------------------------------------------------------
Contact:  Jamie Saker, Synergy Media                   FOR IMMEDIATE RELEASE
          402.346.4638
          synergypr@synergy.net

                           SYNERGY NAMES NEW PRESIDENT

Wednesday, April 10, 1996
[Omaha] - Synergy Media Inc. (OTC:SISD) today announced the appointment of Tim Hammelman to the position of President and Chief Operating Officer of Synergy Communications, Inc., a wholly-owned subsidiary of Synergy Media, Inc.

Hammelman, who will also serve on the company's board of directors, will oversee the company's Internet services operations, including corporate media and access services and the expansion of the company's national network.

"Tim brings an extensive focus on information technology management to Synergy," said James R. Saker Jr., Chief Executive Officer of Synergy Media, Inc. "His experience in managing large-scale information technology organizations will greatly assist Synergy in its expansion as a dominant national provider of Internet media services."

Hammelman joins Synergy after serving as Associate Director of the Omaha-based Applied Information Management Institute (AIM), a Midwest center for information technology. Through his involvement at the AIM Institute, Hammelman facilitated the development of new services, including the CareerLink online employment database and initiated dialog betweem information technology leaders and the academic community.

Previous to coming to Omaha to help establish the AIM Institute, Hammelman directed telecommunications and application development for Agribank of Minneapolis, managed information systems for Marshfield Clinic in Wisconsin, and was an information systems consulted to national and international technology industries.

SYNERGY MEDIA, INC.                                              NEWS RELEASE
- --------------------------------------------------------------------------------
Contact: Jamie Saker, Synergy Media                    FOR IMMEDIATE RELEASE
402.346.4638
synergypr@synergy.net

                       SYNERGY ANNOUNCES INTENT TO ACQUIRE
                          COMMUNICATION SERVICES GROUP

            MICROWAVE ACQUISITION TO LAUNCH WIRELESS INTERNET NETWORK

Omaha, Neb. - APRIL 11, 1996 - Synergy Media Inc. (OTC:SISD), an Omaha based Internet communications provider, announced its intent to acquire Phoenix based Communications Systems Group (CSG).

CSG is a high speed wireless communications integrator that offers high speed microwave and spread spectrum solutions as an alternative to conventional communications services, such as traditional leased line services from local exchange and long distance providers.

Synergy Media CEO, James R. Saker Jr., sees this acquisition, valued at $904,000, as a key strategic addition to services they provide their customers. "We've seen a tremendous increase in the bandwidth requirements of businesses on the Internet," said Saker. "Many businesses are simply being priced out of the loop by the expense of high-performance network facilities. We believe that microwave technology provides an opportunity to deliver high performance connections from DS1 (1,544 Mbps) to OC3 (155,000 Mbps) to our clients at a cost significantly under traditional carriers."

While initial competition in local access markets by competitive access providers (CAP) such as Metro Fiber Systems and Teleport Communications Group has reduced some expenses, their impact has been limited by the extent of the networks.

"Companies directly on a competitive access provider's network can benefit from their cost-effective products, but if you're more than a few miles off of their ring, you're left with no other option but the local telephone company," Saker said. "We're excited about the opportunity of our microwave network to complement a CAP's network and bring strong Internet and voice access to companies that are presently out of service range."

The acquisition positions Synergy Media to become the first network service provider of Internet access to control both the long distance backbone and the local connection to the customer.

"I believe this control not only allows us to offer a more competitive, better managed product to our business customers, but it offers our shareholders significant value in that we will be one of a very limited few Internet providers that owns the network from the ground up," Saker said.

Upon completion of the acquisition, Communications Systems Group will be renamed CSG Wireless to better reflect their focus. The management team for CSG Wireless will remain Ken McLeod, President; John Gorman, Sr. Vice President, Business Development and Operations; Al Pheltz, Vice President Sales and Marketing and Rich Gonzales, Director, Technical Services.

SYNERGY MEDIA, INC.                                              NEWS RELEASE
- --------------------------------------------------------------------------------
Contact: Jamie Saker, Synergy Media                    FOR IMMEDIATE RELEASE
402.346.4638
synergypr@synergy.net

                          SYNERGY ACQUIRES CSG WIRELESS

             ACQUISITION LAUNCHES CONVERGENCE COMMUNICATIONS NETWORK

Thursday, April 25, 1996 [Omaha] Synergy Media Inc. (OTC:SISD), an Omaha based communications provider, announced that it has acquired Phoenix based Communications Systems Group (CSG).

Started as a division of Random Access, CSG had built its wireless business by servicing medium and large corporate clients with high performance wireless communication solutions.

"What separates CSG wireless from the traditional microwave or spread spectrum vendor is that our focus is on the integration of wireless into the customer's network," said Ken McLeod, President of CSG Wireless. "We have the ability to not only provide the most cost effective technology, but we can integrate our equipment into their networking environment and deliver a complete solution."

The acquisition of CSG positions Synergy Media to launch its wireless Internet and voice network, implementing both local carrier bypass services as well as regional backbone connections.

"Phone companies love Internet providers - we're always buying their service to connect our customers to our network," said James Saker, Chief Executive Officer of Synergy Media. "By deploying CSG's technology at the customer site, we turn a major cost center into a profit center."

In addition to allowing Synergy to bypass local exchange carrier networks, the wireless technologies also allow the company to introduce next-generation voice and data Internet service.

"We've seen a real opportunity to introduce a next generation network using wireless technologies," Saker said. "Today, Internet consumers are being pressured by rapidly growing bandwidth requirements, especially as more business is conducted on the Internet. Instead of growing with the demand, much of the older generation network providers are collapsing under the added weight. Wireless has a key role in the rollout of the next generation network."

Using wireless technology, Synergy will provide connections with 6 to 72 times more capacity than traditional "T1" service, commonly used to connect companies to the Internet. Combining these high-capacity connections with new routing protocols, Synergy expects to create a network product that provides the first full quality of service guarantee in the industry.

"One of the greatest opportunities Synergy has is building a new network based on the lessons learned by the older Internet network providers" Saker said. "It's a revolution similar to the introduction of the airline spoke-and-hub model, allowing us to offer first class service while realizing one of the lowest cost-per-seat elements in the industry."

Through the acquisition, CSG has become a wholly-owned subsidiary of Synergy Media, Inc., with CSG offices in Phoenix and Omaha. Ken McLeod has been appointed as President and Chief Operating Officer of the new subsidiary, overseeing the CSG Wireless company. The acquisition follows an April 11 announcement of Synergy's intent to acquire CSG. Synergy said it intends to acquire 6 to 8 additional Internet communications companies within 1996 as it deploys its national network.

SYNERGY MEDIA, INC.                                              NEWS RELEASE
- --------------------------------------------------------------------------------
Contact: Jamie Saker, Synergy Media                    For Immediate Release
402.346.4638
synergypr@synergy.net

                    SYNERGY ANNOUNCES NAME AND TICKER CHANGE

Omaha, Neb. - May 1, 1996 - Synergy Media Inc. (OTC:SYME), an Omaha based communications provider, announced that it had completed its ticker symbol change to "SYME".

Formerly trading under the "SISD" symbol over the counter, Synergy Media had been given approval to the use of the new symbol, reflecting the company's recent name change from Sierra Solids to Synergy Media.

Investors locating the company should find the symbol easy to remember, said James R. Saker Jr., chief executive officer of Synergy Media.

"SYME is a great symbol for Synergy Media," Saker said. "It's an easily pronounced combination of the first two letters of Synergy and Media."

Synergy has provided a bulletin announcing the change on its Internet web site, complete with a link to current trading information and press releases. Individuals can access Synergy's web site at: www.synergy.net

Investor inquiries should be directed to Edward Jarzobski at 800.357.8316.

SYNERGY MEDIA, INC.                                              NEWS RELEASE
- --------------------------------------------------------------------------------
Contact: Jamie Saker, Synergy Media                    FOR IMMEDIATE RELEASE
402.346.4638
synergypr@synergy.net

                       SYNERGY ANNOUNCES INTENT TO ACQUIRE
                           INNOVATIVE CONSULTANTS INC.

                     INTERNET PROVIDER ACQUISITION TO EXPAND
                    CONVERGENCE COMMUNICATIONS NETWORK (CCN)

Omaha, Neb. - MAY 7, 1996 - Synergy Media Inc. (OTC:SYME), an Omaha based communications provider, announced its intent to acquire Minneapolis based Innovative Consultants, Inc..

Innovative Consultants, Inc. is a business to business Internet service provider that offers metropolitan area Internet communication services in the greater Minneapolis marketplace.

Synergy Media CEO, James R. Saker Jr., sees this acquisition as a continuation of its Internet Service Provider (ISP) acquisition strategy which was outlined by the company in March 1996.

"This acquisition will have two very important benefits for Synergy Media," said Saker. "It expands Synergy's CCN into the Minneapolis market 120 days ahead of schedule and it also represents the prompt execution of our ISP acquisition strategy."

The acquisition, which is expected to be finalized within 30 days, will place Innovative Consultants into Synergy Communications Inc., a wholly-owned subsidiary of Synergy Media that operates the Convergence Communications Network backbone.

"This acquisition will allow us to provide Minneapolis with an avenue for complete Internet media solutions," said Greg Vice President and Chief Information Officer of Innovative Consultants. "In addition to traditional connectivity services, we will provide web presence services, wireless connectivity, and fully-redundant high-bandwidth Internet services."

Innovative Consultants Inc., a privately-held Wisconsin corporation, is headed by Gerald Ogdahl, President, Greg Ogdahl, Vice President and Chief Information Officer, and Eric Ostigaard, Chief Operations Officer.

Inquiries about Synergy Media companies should be directed to:
relations@synergy.net

May 7, 1996

Innovative Consultants, Inc.
601 Lakeshore Parkway, Suite 1074
Minnetonka, MN 55305-5219

Dear Gregory Ogdahl, Gerald Ogdahl, and Erik Ostigaard:

We are pleased to provide you with this letter of intent pursuant by which Synergy Media, Inc. describes its terms to purchase one hundred percent (100%) of stock in Innovative Consultants, Inc. ("ICI" or the "Company"), pursuant to a definitive agreement with Synergy (the "Merger Agreement").

The structure of the transaction will be in stock and cash in exchange for 100% of ICI stock, according to the following terms:

     1. 25,000 shares of restricted Synergy Media, Inc. common stock issued at closing.
     2.   Payoff liabilities of ICI up to, but no more than $125,000.

1. ICI will operate its business in the ordinary course of business and will use its best efforts to (i) preserve its present business organization in tact; (ii) keep available the services of its present sales force and employees; (iii) preserve its present relationships with persons having business dealings with it; and (iv) maintain insurance on all assets in such amounts and kinds comparable to that previously in effect.

2. The Company and its accountants, attorneys, and representatives shall assist Synergy receiving any regulatory and preexisting contractual approvals required. Synergy or its advisors will be given full access on the company's premises, to the books, accounting, financial and statistical records, tax returns and other business files of the Company, as well as to the advisors and personnel of the Company.

3. The Company agrees to keep the existence of this letter of intent and discussions related thereto in strictest confidence and not to disclose the existence of such discussions to any third party for any reason without our prior written consent, unless in the opinion of counsel to the Company disclosure is required by any applicable law or agency (including the NASD) or is required in order to obtain stockholder approval, provided that if the Company proposes to make any disclosure based upon the opinion of such counsel, the Company, as the case may be, will advise and consult with Synergy prior to such disclosure concerning the information proposed to be disclosed. The provisions of this paragraph shall survive the termination or expiration of this Agreement.

4. The Company shall not incur any material liabilities outside the ordinary course of business during the term of this Agreement and the Company shall not enter into any material business ventures without informing Synergy during the term of this agreement. Further, during the term of this agreement, the Company agrees to advise Synergy of any business, legal or regulator developments outside the ordinary course of business within 24 hours of their receipt by the Company.

5. The Company agrees that Synergy would not have an adequate remedy at law for money damages in the event that the covenants contained herein are not performed in accordance with their terms and agree that Synergy will be entitled to specific performance of the terms hereof in addition to any other remedy to which Synergy may be entitled at law or in equity.

6. This Agreement shall expire on the earlier of (a) the execution and delivery by the Company and Synergy of the definitive Merger Agreement, or
     (b) the expiration of period of exclusivity, June 15, 1996, unless an extension is granted by both parties.

7. This Agreement on is not intended to, and shall not create a binding obligation on the part of Synergy to proceed with the Transaction, but is otherwise binding on the parties hereto and their respective successors and assigns. During the due diligence review described below, the parties will act in good faith and negotiate definitive agreements, and such other ancillary terms and conditions typical in transactions of this nature, including indemnities, representations, warranties, covenants and closing conditions.

8. Synergy 's obligation to proceed with the Transaction will only become binding upon (i) the satisfaction in the absolute discretion of Synergy with the results of a review of the Company's business and affairs, (ii) the execution and delivery by the parties of a definitive Merger Agreement in form and content satisfactory to both of us, (iii) the approval of the Transaction by the Board of Directors of Synergy and ICI's stockholders in their absolute discretion, and (iv) Synergy receiving any regulatory approvals required and the lapse of all time periods during which any regulatory agencies could object to consummation of the Transaction. In the event any of the foregoing conditions are not satisfied, neither party will have any obligation or liability to the other for failure to execute a definitive Merger Agreement or to consummate the Transaction, and each party shall bear all its own expenses incurred in connection with these matters.

9. This Agreement shall be construed under and governed by the laws of Wisconsin without regard to principles of conflict of laws.

10. The offer stated herein may be accepted only by Synergy's receipt not later than 5:00 p.m. CST, on May 7, 1996 of a copy of this Agreement executed in original below by the duly authorized signatories of the Company.

11. This Agreement may be amended, modified, superseded or canceled, and any of the terms, provisions, covenants, representatives, warranties or conditions hereof may be waived, only by written instrument executed by the parties hereto or, in the cases of a waiver, by the party waiving compliance. The failure to enforce or to require the performance at any time of any of the provisions of this Agreement shall in no way be construed to be a waiver of such provisions and shall not affect either the validity of this Agreement or any part hereof or the right of any party thereafter to enforce each and every provision in accordance with the terms of this Agreement.

12. Synergy will advance $20,000 in working capital into over the 10 day period following closing. The Company shall provide Synergy with a Statement of Projected Use of Funds.

13. Synergy will provide Erik Ostigaard and Gregory Ogdahl employment contracts. The basic terms of the contract will be as follows: 2 year employment contract, $35,000 yearly salary, stock options based on performance included in a definitive agreement. This employment contract will be part of the merger agreement.

Synergy Media, Inc.                                         Date: May 7, 1996


/s/Edward J. Jarzobski
- --------------------------------------
Edward J. Jarzobski
Its: Vice President

The undersigned hereby agrees to the foregoing terms and conditions.

/s/Gerald Ogdahl                                            Date: May 7, 1996
- --------------------------------------
Gerald Ogdahl
Its: President

/s/Gregory Ogdahl                                           Date: May 7, 1996
- --------------------------------------
Gregory Ogdahl


/s/Erik Ostigaard                                           Date: May 7, 1996
- --------------------------------------
Erik Ostigaard

          CERTIFICATE OF AMENDMENT FOR THE ARTICLES OF INCORPORATION OF
                               SIERRA SOLIDS, INC

     FILED IN THE OFFICE OF THE SECRETARY OF THE STATE OF NEVADA NO. 1255-97 ON APRIL 22, 1996, DEAN HELLER SECRETARY OF STATE (BY REFERENCE)

                                        I

     The name of the Corporation filing these Articles of Amendment to Articles of Incorporation is Sierra Solids, Inc., a corporation existing pursuant to the corporate law of Nevada.

                                       II

     Pursuant to the Board of Directors of the Corporation having unanimously adopted a resolution to change the name of the Company, and which, at a special meeting of the stockholders held on the 23rd day of June, 1995, the stockholders present either in person or by proxy unanimously approved the Board of Directors' authority to change the Company's name, the undersigned President and Secretary set forth the following Amendment to the Company's Articles of
Incorporation:

     ARTICLE I shall be replaced with the following:

                                    ARTICLE I

                                      NAME

               The name of the corporation is Synergy Media, Inc.

     IN WITNESS WHEREOF, the undersigned Corporation has caused these Articles of Amendment to be signed by two duly authorized officers this 4th day of April, 1996.

SIERRA SOLIDS, INC.

By     /s/Michael S. Luther                       By    /s/Brian Barger
  ------------------------------                    -------------------------
    Michael S. Luther, President                      Brian Barger, Secretary

STATE OF NEBRASKA   )
                    ) ss.
COUNTY OF DOUGLAS   )

The foregoing instrument was acknowledged before me this 4th day of April, 1996, by Michael S. Luther, President, and Brian Barger, Secretary of Sierra Solids, Inc., a Nevada corporation, on behalf of the corporation.

                                            /s/ Judith E. Sundberg
                                        -----------------------------
                                        Notary Public

 A        A        B        C
1
2    Ed Jarzobski           12,000
3    Mark Luther             7,875
4    Brady Barger           16,000
5    Lois Meridith          16,625
6    Judy Sundberg           7,000
7    Jim DiPrima            18,000
                            ------
8                           77,500