Form 10-Q/A
period 1996-06-30
SYNERGY MEDIA INC
filed 1997-04-15
CIK 811829

Page 1 of 17

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A
                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Period Ended:        JUNE 30, 1996
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


              			OMAHA, NEBRASKA
              -----------------------------------------------------

Registrant's telephone number, including area code: (402) 346-4638
                                                    --------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             ------  ------


     The number of shares outstanding of the issuer's Common Stock:

          Class:                         Outstanding (at APRIL 10, 1997)
          ------                         ------------------------------

          Common Stock,                           11,802,897
          $0.001 par value







                                                                 Page 2 of 17

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

ITEM 1
Financial Statements (unaudited) . . . . . . . . . . . . . . . . . . . . . . . 3
Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4
Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . 5
Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . . 6
Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . 7

ITEM 2
Management's Discussion and Analysis of Financial Condition and Results of
Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

PART II: OTHER INFORMATION

Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .13
Changes in Securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .13
Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . . . . . .13
Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . .13
Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .13
Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .14
Exhibits and Press Releases  . . . . . . . . . . . . . . . . . . . . . . . . .15



                                                                    Page 3 of 17
                                     PART I

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

                               SYNERGY MEDIA, INC.
                                 Balance Sheets
                                   (Unaudited)
                             June 30, 1996 and 1995

                                              June 30, 1996    June 30, 1995
                                              --------------    -------------
                                      ASSETS
Current Assets
Cash                                               $  54,989      $     -0-
Accounts Receivable                                   53,200          20,101
Other Receivables                                    127,945            -0-
                                                     ----------    ----------
Total Current Assets                                 236,134           20,101

Property, Plant and Equipment                        178,243           83,956
Less Accumulated Depreciation                        (57,255)         (13,425)
                                                     ----------     ----------
Net Property, Plant and Equipment                    120,988           70,531

Other Assets
Deposits                                               1,600            1,600
Goodwill (Net of amortization)                       145,327             -0-
                                                     ----------     ---------
Total Other Assets                                   146,927            1,600
                                                     ----------     ---------
  Total Assets                                    $  504,049        $  92,232
                                                     ==========      ========


                       LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
Notes Payable to Bank                             $  197,000      $     -0-
Notes Payable Other                                   73,472         24,523
Accounts Payable                                     265,912        105,269
Accrued Expenses                                      76,279          9,675
                                                     ---------      ---------
Total Current Liabilities                            612,663        139,467

Stockholders' Equity
    Common Stock 50,000,000
     Shares Authorized at $0.001 Par Value
     5,916,307 Shares Issued and Outstanding      $    5,556      $     462
Paid in Capital                                    1,687,374        440,210
Accumulated (Deficit)                             (1,801,544)      (487,907)
                                                 -----------      ---------
Total Stockholder's Equity                          (108,614)       (47,235)
                                                 -----------      ---------
  Total Liabilities and Stockholder's Equity     $   504,049      $  92,232
                                                 ===========      =========

                               SYNERGY MEDIA, INC.
                             Statements of Operations
                                   (Unaudited)

                             June 30, 1996 and 1995

                                               JUNE 30, 1996     JUNE 30, 1995
                                              --------------     --------------
Revenues

  Sales                                          $234,484           $181,127


Expenses

  Cost of Sales                                   237,255             45,642

  Selling, General and Administrative             757,732            145,429

  Depreciation and Amortization                    24,207             10,027

  Interest Expense                                 22,351              - 0 -

  Loss on Investments                             259,269              - 0 -
                                             -----------             ---------

        Total Expenses                         1,300,814              201,098
                                             -----------             ---------

        Net(Loss)                            $(1,066,330)           $ (19,971)
                                             ============           ==========

Weighted Average Shares Outstanding
    Primary                                    5,916,307               462,140
    Fully Diluted                              8,577,087               462,140

Loss Per Share
    Primary                                       (0.18)                (0.04)
Fully Diluted                                     (0.12)                (0.04)

   The accompanying notes are an integral part of these financial statements.

                               SYNERGY MEDIA, INC.
                            Statements of Cash Flows
                                   (Unaudited)
                            For the Six Months Ended
                             June 30, 1996 and 1995


                                            June 30, 1996          June 30, 1995
                                             -------------           -----------
Cash Flow from Operating Activities

Net (Loss)                                   $(1,066,330)        $  (19,971)

Adjustments to Reconcile Net (Loss)
  to Net Cash from Operating Activities
    Amortization and Depreciation                 24,207             10,027
    Loss on Investments                              700              - 0 -
    Stock Issued for Consulting Fees              85,625              - 0 -
    Change in Assets and Liabilities
      Accounts Receivable                         (42,714)          (18,185)
      Other Receivables                          (127,945)            - 0 -
      Accounts Payable                            130,464            77,700
      Accrued Expenses                             50,805             9,675
                                                 -----------      ---------

Net Cash from Operating Activities                (945,188)          60,146
Cash Flows from Investing Activities
   Acquisition of Property, Plant and Equipment    (40,921)         (61,118)

Cash Flows from Financing Activities
   Change in Notes Payable                           71,111             194
   Equity funding                                   969,987             -0-
                                                   ---------         ------
Net Cash from Financing                            1,041,098            194
                                                   ---------         ------
Increase (Decrease) in Cash                          54,989            (778)

Cash at Beginning of Period                           -0-               778
                                                 -----------         ------
Cash at end of Period                             $   54,989          $ -0-
                                                 ===========         ======

Disclosure of Non-cash Transactions
   Acquisition of Synergy Communications, Inc
     via Issuance of 750,000 shares of Stock      $  281,250          $ -0-
                                                  ==========          =====

     The accompanying notes are an integral part of these financial statements

					SYNERGY MEDIA, INC.
				Notes to Financial Statements


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

NOTE #2 - SIGNIFICANT ACCOUNTING POLICIES

     (1) Depreciation on assets has been recorded using the straight-line method.
     (2) The Company uses the accrual method of accounting in accordance with Generally Accepted Accounting Principles.
     (3) Revenues and expenses are recognized in the period in which they occur.
     (4) The Company considers all highly liquid investment instruments purchased with a maturity of three months or less to be cash. (The Company currently has no liquid investments.)
     (5) The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from those estimates.
     (6)  Goodwill is amortized over 40 years using the straight-line method.
     (7) The consolidated financial statements include the accounts of Synergy Media and its subsidiaries. All material intercompany transact-ions and accounts are eliminated in consolidation.

NOTE #3 - INVESTMENT IN SUBSIDIARY

    On April 4, 1996, the Company acquired all the outstanding stock of Synergy Communications, Inc., a regional Internet Service Provider. The Synergy Communications, Inc. shareholders received 750,000 shares of the Company's stock in the transaction. The resulting business combination was treated as a purchase and the Company's financial statements have been restated to reflect combined results for all periods presented.

                              SYNERGY MEDIA, INC.
                          Notes to Financial Statements
                                   -Continued-


NOTE #4 - BANKRUPTCY

     On September 26, 1989, the Company's Board of Directors adopted a resolution directing the Company to file a voluntary bankruptcy petition under Chapter 7 of the Bankruptcy code in the United States Bankruptcy Court of the Northern District of California. The petition was filed September 27, 1989, and a final decree was filed on December 1, 1989.

NOTE #5 - LOSS CARRYFORWARD

     The Company has adopted FASB 109 to account for income taxes. Because of the uncertainties of using any of its tax loss carryforward, the Company has elected to reserve at 100% any tax asset that may arise from the application of FASB 109.

     The Company has net loss carryforwards for income tax purposes as follows:

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

On April 4, 1996, the Company acquired all the outstanding stock of Synergy Communications, Inc., a regional Internet Service Provider. The Synergy Communications, Inc. shareholders received 750,000 shares of the Company's stock in the transaction. Synergy Communications, Inc. sustained substantial losses during and after the quarter, consuming a substantial amount of capital. Subsequent to the end of the quarter, significant management changes were made including evaluation of cost reductions. However, there can be no assurance that Synergy Communications, Inc. will ever be profitable and it is likely that it will require significant additional funding.

During the quarter and subsequently, numerous members of management and employees resigned from Synergy Communications, Inc. Certain corporations, government entities and individuals are owed monies for compensation, expense reimbursement, services, merchandise, taxes and other reasons. In certain cases, the Company is owed monies by these individuals. Due to the Company's limited liquidity, these amounts owed have not been paid to date and are subject to the Company's ability to raise money. In the event these monies are not paid in the near future, certain entities and individuals have indicated they may bring legal action against the Company. In certain cases current management of the Company have guaranteed these obligations.

On April 26, 1996, the Registrant consummated a merger between its wholly owned
subsidiary and CSG Wireless, Inc., a wireless communications engineering and equipment provider. During the quarter the Company advanced $247,269 to CSG Wireless, Inc., with an additional $220,000 thereafter. Subsequent to the end of the quarter on October 30, 1996, the Company announced the cancella-tion of its merger with CSG Wireless, Inc. The cancellation agreement calls for Ken McLeod to return the 700,000 shares of stock to the Company. All warrants for Ken and Carol Ann McLeod and CSG Wireless staff will be
cancelled.   Ken and Carol Ann McLeod will assume all trade debt of CSG
Wireless, Inc. In return, the Company will pay outstanding payroll taxes of approximately $30,000. The taxes have not been paid as of the filing date, nor has Mr. McLeod returned the 700,000 shares of stock. (See attached Exhibit "Cancellation Agreement".) The Company cannot be assured that there will not be further expenditures, legal costs, or other charges that may arise subsequently as a result of the CSG Wireless, Inc. acquisition and subsequent cancellation.

Subsequent to the quarter on July 1, 1996, the Registrant entered into an agreement with Innovative Consultants, Inc. ("Innovative") whereby its wholly-owned subsidiary, Synergy Communications, Inc. entered into a merger agreement with Innovative. Approximately $12,000 were advanced to Innovative during the second quarter with an additional $20,000 subsequent to the end of the quarter. An additional accrual was made for $128,000 of potential liaibilities.
However, the merger agreement was never executed. Subsequent to the end of the quarter in November of 1996, the Company determined not to conclude the acquisition. Innovative and its shareholders have indicated that they sustained substantial monetary damages directly attributable to the failure of Synergy Media, Inc. and Synergy Communications, Inc. to fulfill their respective obligations under the merger contract. The Company cannot be assured that there will not be further expenditures, legal costs, or other charges that may arise subsequently as a result of the Innovative relation-ship and subsequent cancellation.

For the first six months of 1996, ending June 30, 1996, the Company had a net loss of $1,067,630. The majority of the expenses were for expenses associated with corporate overhead and operating expenses of the Companies subsidiaries.

Over the next 12 month period, the Registrant anticipates it will require approximately $1.5 million of capital to fund its operations and complete business ventures and/or acquisitions, which are not yet identified. At the present time, the Registrant does not have sufficient capital to operate its business or pursue new business ventures.

The Registrant is currently in discussions with potential investors about the possibility of their investing such capital. There can be no assurances that necessary funds will be raised for the Company.


RESULTS OF OPERATIONS:

CAPITAL RESOURCES & LIQUIDITY: As of December 31, 1995, the Company had no assets and liabilities of $115,731. Liabilities increased to 135,032 on March 31, 1996, as a result of the cost of consulting work.

As of June 30, 1996, the Company had current assets of $236,134 and liabili-ties of $613,963.

In order for the Company to be adequately capitalized for its new business plan, it undertook to sell shares of its common stock both in the United States under Regulation D and outside of the United States to an institution who is not a U. S. person pursuant to offerings under Regulation S of the Securities Act of 1993 as amended.

During the second quarter of 1996, 1,712,500 shares were issued at a price of $.05 under consulting option agreements between the Company and consultants for services. Additionally, the Registrant sold 133,333 shares for a price of $.75(none of which were Regulation S), 200,001 shares were sold for a price of $1.50 (all of which were Regulation S), and 60,000 shares were sold for a price of $.50 per share (none of which were Regulation S). The Company determined, after discussions with various investors, this was the best available price at the time, given the condition of the Company. Subsequent to end of the second quarter of 1996, and up to the date of filing, the Registrant sold 398,931 shares for a price of $2.70 per share all of which were Regulation S). An additional 228,148 shares were issued for a price of $.05 per share for consulting services. $50,000 of debt was converted into equity at a price of $.25 per share. The issuance of shares at $.25 per share triggered a ratchet on 398,931 shares, whereby an additional 3,909,51
1 shares will be issued under the ratchet. (These shares have been included in the reported shares outstanding at the filing date.)

During the second quarter, the Company issued 2,748,279, 220,000, and 644,786 warrants with exercise prices of $1.00, $1.50, and $2.70 to members of the board, management and consultants. Subsequent to the close of the quarter, the Company issued 400,000 warrants exercisable at $1.50. Subsequent to the close of the quarter, an additional 2,439,358 warrants were issued pursuant to ratchet clauses arising out of the issuance of stock at $.25 per share described above.

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

At the present time, the Registrant has limited liquid assets. It is highly unlikely that these assets could provide liquidity required for the contemp-lated additional acquisitions, there is a possibility that the Registrant would not operate as a going concern.

MATERIAL CHANGES IN FINANCIAL CONDITION: The financial condition of the Company as of the quarter end reflects its status as an operating Company which was not profitable. During the second quarter the Registrant raised a total of $687,737 from the sale of the Company's common stock. Subsequent to the end of the quarter, Synergy Communications, Inc. borrowed $250,000 from a bank in two loan agreements. These loans were guaranteed by certain share-holders of the Company. The shareholders received warrants as consideration for their guarantees. At the filing date, the outstanding balance was $100,000. The majority of these funds have been expended for business opera-tions, acquisition costs and expenses of consultants and advisors to the Company, some of whom are affiliates or shareholders.

Events subsequent to quarter end have resulted in funds of $918,257 from the sale of shares of the Company's common stock. The majority of these funds have been expended to pay for the purchase of investments designed to lead to business operations for the Company, to pay operating expenses, payments to consultants and advisors of the Company, some of whom are affiliates or shareholders. See the description in Item 13. Certain Relationships and Related transactions.

The Company's ultimate success in pursuing the new business plan will depend on its ability to raise capital.
                                                                 Page 13 of 17

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

SYNERGY MEDIA, INC.


/s/ Michael S. Luther                                         April 14. 1997
-------------------------------                               ----------------
By: Michael S. Luther                                         Date
       Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Michael S. Luther                                         April 14, 1997
--------------------------------                              ----------------
By: Michael S. Luther                                         Date
       Chairman

/s/ Micahel S. Luther                                         April 14. 1997
--------------------------------                              ----------------
By: Michael S. Luther                                         Date
Secretary, Treasurer and Director

ITEM 6. EXHIBIT AND PRESS RELEASE

Specimen Exhibit
"CANCELLATION AGREEMENT"

Ken and Carol Ann McLeod
1309 West Marlboro Drive
Chandler, Arizona 85281
(602) 814-0968
(602) 917-8538 fax


Mr. Michael Luther, Chairman                                   October 30, 1996
Synergy Media, Incorporated                                            (Via fax)
2410 South 156th Circle, Suite 100
Omaha, Nebraska 68130

Dear Mike,

Thank you for taking the time to speak with me today. As we agreed, here is a summary of our agreement which will be presented to each of our attorney's for inclusion in a merger recision and, settlement.

In whatever verbiage is acceptable to Bill Foley and Quinn Williams, Synergy Media and Ken and Carol Ann McLeod will agree to mutual releases, covenants, etc. Ken and Carol Ann McLeod will surrender 700,000 shares of Synergy Media stock to SYME. All warrants for Ken and Carol Ann McLeod and CSG staff will be cancelled.

Ken McLeod has negotiated a release of the building lease in Phoenix.

Ken and Carol Ann McLeod will assume all trade debt of CSG Wireless, Inc.

Synergy Media will furnish to Ken and carol Ann McLeod $30,000.00 for payment of payroll taxes. In addition, Ken and Carol Ann McLeod will indemnify Synergy Media for any additional CSG Wireless payroll taxes which may be due. Ken McLeod will release his employment agreement. SYME will release the non-compete agreement. $108,000.00 note will be forgiven and all assets returned.

Synergy Media and Ken McLeod agree to a press release concerning the dissolution in a positive light. In addition, Ken and Carol Ann McLeod agree to provide communications related services to Synergy Media as a favored Value Added Reseller.

Accepted this 30th day of October, 1996.

/s/ Ken McLeod                                     /s/ Michael S. Luther
Ken McLeod                                         Micheal S. Luther
For Ken and Carol Ann McLeod                       For Synergy Media, Inc.


Press Release

Contact:

Michael S Luther
Chairman, Synergy Media, Inc.
402-346-4638


Synergy Media, Inc. announces restructuring including cancellation of merger agreement with CSG Wireless, Inc., closing of Minneapolis business, and management changes.

Omaha, NE, November 19, 1996: Synergy Media, Inc. (OTC:SYME) announced today the cancellation of its April 26, 1996, merger with Chandler, Arizona based CSG Wireless, Inc., a wholly owned subsidiary of privately held Communications Systems Group, Inc. According to Michael S. Luther, Chairman of Synergy Media, Inc., "The companies share common interests in the Internet field, however, because CSG Wireless, Inc. is a high-tech systems integrator and construction company, its capital needs and cash flow requirements are quite different than the traditional Internet Services Provider model of Synergy Media. We just couldn't reconcile the two differing business models".

Synergy Media will continue to focus on its core business Synergy Communications, Inc., an Omaha based Internet Services Provider focussed on its Internet access, media development, and technical services activities which are less capital intensive. CSG Wireless, Inc. and Synergy Media will continue their relationship through a joint venture agreement to provide wireless communications solutions to the broad base of Synergy Media customers. This agreement will reduce the number of shares and warrants outstanding for Synergy Media, Inc.

Synergy Media, Inc. also announced the closing of the Minneapolis-based internet
division of Synergy Communications, Inc.   According to Mr. Luther, "The
Minneapolis business had a strong technical platform but the business base never developed to a level of our satisfaction. There was no immediate-term sign of profitability for the business and we felt it was most appropriate to deploy our capital in our strongest market, Omaha." It is anticipated that employees and equipment from Minneapolis will be transferred to Omaha as part of the reorganization.


Following the resignation of several senior executives at Synergy Media, Inc., a new management team is being put in place headed by Paula Mau. Ms. Mau brings an eleven year background in the telecommunications industry."Synergy needed an individual who understands the competitive nature of the communications market" stated Mr. Luther. "Along with her market analysis and strategic business planning success with U.S. West Communications, Ms. Mau brings a solid background in additional key business disciplines. We are excited to have her join Synergy."

According to Ms. Mau, Synergy Communications has made great strides in "cleaning up" the core business. "We have focused on each operational aspect of the business with the objective of streamlining supporting processes. Additionally, we have studied our network and have identified areas of expansion to best support Internet traffic." states Mau.

Synergy Communications, Inc., is an Internet Service Provider that offers complete Internet solutions for businesses, consumers and other organizations. Scott Miller, Director of Network Engineering and a long-standing employee of Synergy Communications, Inc., adds "Not only can Synergy engineer and provide network solutions, but we offer state of the art web site development supported by award winning designers." Because of the recent management changes, Synergy Communications has moved its business focus from that of fast-paced growth to that of methodical expansion in order to provide the highest level of customer service. "It is not our intention to be the biggest." states Mau, "It is our intention to be the best."

A Synergy Media, Inc./Synergy Communications, Inc. teleconference with be held on Wednesday, November 20, 1996, at 11:00 A.M., Central Standard Time. Interested parties may call the following numbers: USA - (800) 260-0719; International - (612) 332-0342 to join the teleconference. There are a limited number of lines reserved for the conference. If you have any difficulty in connecting with this call, please contact Judy Sundberg at
(402) 334-5556.



exs10q

??