Form 10-Q/A
period 1996-06-30
SYNERGY MEDIA INC
filed 1997-04-15
CIK 811829

Page 1 of 17

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A
                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Period Ended:        SEPTEMBER 30, 1996
                         ------------------
Commission File No.:     33-128
                         ------


                               SYNERGY MEDIA, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter.)


          NEVADA                                     87-0443269
          ------                                     ----------
(State of other jurisdict of           (I.R.S. Employer Identification No.)
incorporation or organization)


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

                               SYNERGY MEDIA, INC.
                                 Balance Sheets
                                   (Unaudited)
                           September 30, 1996 and 1995

                                         Sep. 30, 1996        Sep. 30, 1995
                                         --------------       -------------
                              ASSETS
Current Assets
Cash                                         $   -0-            $     -0-
Accounts Receivable				                       51,623               16,812
Other Receivables					                       193,445                  -0-
							                                    ----------	          ----------
Total Current Assets				                     245,068               16,812

Property, Plant and Equipment		        	     201,517              113,102
Less Accumulated Depreciation			             (72,255)             (22,811)
							                                     ----------          ----------
Net Property, Plant and Equipment		          129,262	              90,291

Other Assets
Deposits							                                1,600	               1,600
Goodwill (Net of amortization)		             144,413	                 -0-
							                                     ---------            ----------
Total Other Assets				                       146,013                1,600
							                                     ---------            ----------
  Total Assets                               520,343              108,703
                                            ==========            =========


                LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
Notes Payable to Bank                          100,000                -0-
Notes Payable Other				      29,511               39,523
Accounts Payable					     507,747               91,971
Accrued Expenses						90,613               11,065
							    --------             --------
Total Current Liabilities			     727,871              187,598

Stockholders' Equity
  Common Stock 50,000,000
   Shares Authorized at $0.001 Par Value
   6,541,053 Shares Issued and Outstanding       6,181                2,099
Paid in Capital                              2,614,044              458,573
Accumulated (Deficit)				                   (2,827,753)	           (539,567)
                                            ----------             ---------
Total Stockholder's Equity                    (207,528)             (78,895)
                                            ----------             ---------
Total Liabilities and Stockholders' Equity  $  520,343           $  108,703
                                            ==========             =========

                               SYNERGY MEDIA, INC.
                             Statements of Operations
                            For the Nine Months Ended
                                 (Unaudited)

                            September 30, 1996 and 1995

                                             SEP. 30, 1996     SEP. 30, 1995
                                            --------------     --------------
Revenues

  Sales                                          $384,042         $244,817


Expenses

  Cost of Sales                                   364,340           40,050

  Selling, General and Administrative           1,415,890          256,979

  Depreciation and Amortization                    40,121           19,413

  Interest Expense                                 28,961                6

  Loss on Investments                             627,269           - 0 -
                                               ----------        ---------

        Total Expenses                          2,476,581          316,448
                                               ----------        ---------

        Net(Loss)                            $ (2,092,539)      $  (71,631)
                                             ============        ==========

Weighted Average Shares Outstanding
    Primary                                    3,827,877           462,140
    Fully Diluted					     6,081,659	       462,140
Loss Per Share
    Primary                                        (0.55)           (0.15)
    Fully Diluted            				   (0.34)	        (0.15)

     The accompanying notes are an integral part of these financial statements.

                               SYNERGY MEDIA, INC.
                            Statements of Cash Flows
                                   (Unaudited)
                            For the Nine Months Ended
                           September 30, 1996 and 1995


                                            Sep. 30, 1996        Sep. 30, 1995
                                            -------------        -------------
Cash Flow from Operating Activities

Net (Loss)                                   $(2,092,539)         $  (71,631)

Adjustments to Reconcile Net (Loss)
  to Net Cash from Operating Activities
    Amortization and Depreciation                 40,121              19,413
    Loss on Investments                              700               - 0 -
    Stock Issued for Consulting Fees              97,032               - 0 -
    Change in Assets and Liabilities
      Accounts Receivable                        (41,137)            (14,896)
      Other Receivables                         (193,445)                900
      Accounts Payable                           372,299              64,402
      Accrued Expenses                            65,139              11,065
                                               ----------           ---------

Net Cash from Operating Activities            (1,751,830)              9,253

Cash Flows from Investing Activities
  Acquisition of Property, Plant and Equipment   (64,194)            (90,264)

Cash Flows from Financing Activities
   Change in Notes Payable                       (69,850)             60,233
   Equity funding                              1,885,874              20,000

                                               ---------              -------
Net Cash from Financing                        1,816,024              80,233
                                               ---------              -------
Increase (Decrease) in Cash                       - 0 -                 (778)

Cash at Beginning of Period                       - 0 -                  778
                                               ---------              -------
Cash at end of Period                         $   - 0 -              $  - 0 -
                                               =========              =======

Disclosure of Non-cash Transactions
 Acquisition of Synergy Communications, Inc
  via Issuance of 750,000 shares of Stock     $ 281,250               $ -0-
                                              ==========               =====

     The accompanying notes are an integral part of these financial statements

					SYNERGY MEDIA, INC.
				Notes to Financial Statements


NOTE #1 - ORGANIZATION

     The Company was incorporated under the laws of the state of Nevada on February 24, 1987, using the name Sussex Enterprises, Inc. The Articles of Incorporation grant the Corporation authority to engage in any lawful bus-iness or activity which may be conducted under the laws of the State of Nevada or any other state or nation wherein the Corporation shall be author-ized to transact business.

     On February 19, 1988, the Company entered into a plan and Agreement of Merger with Sierra Solids, Inc., a California Corporation, wherein the Company issued 3,000,000 shares of its common stock for all of the out-standing shares of Sierra Solids, Inc. On March 9, 1988, Articles of Amendment were filed changing the name to Sierra Solids, Inc. The company had limited operations in l988, but produced no significant revenue and is considered to be a development stage company.

NOTE #2 - SIGNIFICANT ACCOUNTING POLICIES

     (1) Depreciation on assets has been recorded using the straight-line method.
     (2) The Company uses the accrual method of accounting in accordance with Generally Accepted Accounting Principles.
     (3) Revenues and expenses are recognized in the period in which they occur.
     (4) The Company considers all highly liquid investments that mature within three months to be cash. (The Company currently has no liquid investments.)
     (5) The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from those estimates.
     (6)  Goodwill is amortized over 40 years using the straight-line method.
     (7) The consolidated financial statements include the accounts of Synergy Media and its subsidiaries. All material intercompany transactions and accounts are eliminated in consolidation.

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

                                                               Page 8 of 17
                               SYNERGY MEDIA, INC.
                          Notes to Financial Statements
                                   -Continued-


NOTE #4 - BANKRUPTCY

     On September 26, 1989, the Company's Board of Directors adopted a resolution directing the Company to file a voluntary bankruptcy petition under Chapter 7 of the Bankruptcy code in the United States Bankruptcy Court of the Northern District of California. The petition was filed September 27, 1989, and a final decree was filed on December 1, 1989.

NOTE #5 - LOSS CARRYFORWARD

     The Company has adopted FASB 109 to account for income taxes. Because of the uncertainties of using any of its tax loss carryforward, the Company has elected to reserve at 100% any tax asset that may arise from the applica-tion of FASB 109.

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Synergy Media, Inc. (the "Registrant" or "Company") was incorporated under the laws of the state of Nevada on February 24, 1987, under the name Sussex Enterprises, Inc. The Company was initially organized to act as a vehicle for a company to use to become a public entity. The Company filed a registration statement on Form S-18 with the Securities and Exchange Commission and pro-posed to raise a minimum of $250,000 and a maximum of $375,000 through the sale of its common stock, par value $0.001 per share (the "Common Stock"), at a sale price of $0.50 per unit, with each unit consisting of one share of Common Stock and a warrant to purchase another share of Common Stock at $1.00 per share. The exercise term on the warrants has expired. The registration statement was granted an effective date of June 16, 1987. On September 16, 1987, the Company completed its offering.

On October l9, 1987, the Company entered into an Agreement and Plan of Reorganization with Greenhill Music, Inc., a Colorado corporation ("Greenhill"), engaged in the music recording industry. The Company advanced $20,000 to Greenhill in anticipation of the merger but terminated the agree-ment before it was submitted to the subscribers of the Company's public offering. Subsequently, on February 19, 1988, the Company entered into a Plan and Agreement of Merger with Sierra Solids, Inc., a California corporation ("Sierra"), wherein the Company issued 3,000,000 shares of its Common Stock for all of the outstanding shares of Sierra. On March 9, 1988, the Company filed Articles of Amendment changing the name of the Company to Sierra Solids,Inc.

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

During the quarter and subsequently, numerous members of management and employees resigned from Synergy Communications, Inc. Certain corporations, government entities and individuals are owed monies for compensation, expense reimbursement, services, merchandise, taxes and other reasons. In certain cases, the Company is owed monies by these individuals. Due to the Company's limited liquidity, these amounts owed have not been paid to date and are subject to the Company's ability to raise money. In the event these monies are not paid in the near future, certain entities and individuals have indi-cated they may bring legal action against the Company. In certain cases current management of the Company have guaranteed these obligations.

On April 26, 1996, the Registrant consummated a merger between its wholly owned subsidiary and CSG Wireless, Inc., a wireless communications engin-eering and equipment provider. During the quarter the Company advanced $220,000 to CSG Wireless, Inc. Subsequent to the end of the quarter on October 30, 1996, the Company announced the cancellation of its merger with CSG Wireless, Inc. The cancellation agreement calls for Ken McLeod to return the 700,000 shares of stock to the Company.  All warrants for Ken
and Carol Ann McLeod and CSG Wireless staff will be cancelled.   Ken and
Carol Ann McLeod will assume all trade debt of CSG Wireless, Inc. In return, the Company will pay outstanding payroll taxes of approximately $30,000. The taxes have not been paid as of the filing date, nor has Mr. McLeod returned the 700,000 shares of stock. (See attached Exhibit "Cancellation Agreement".) The Company cannot be assured that there will not be further expenditures,legal costs, or other charges that may arise subsequently as a result of the CSG Wireless, Inc. acquisition and subsequent cancellation.

On July 1, 1996, the Registrant entered into an agreement with Innovative Consultants, Inc. ("Innovative") whereby its wholly-owned subsidiary, Synergy Communications, Inc. entered into a merger agreement with Innovative. Approximately $12,000 were advanced to Innovative during the second quarter with an additional $20,000 being advanced during the third quarter. An additional accrual was made for $128,000 to cover potential liaibilities. However, the merger agreement was never executed. Subsequent to the end of the quarter in November of 1996, the Company determined not to conclude the acquisition. Innovative and its shareholders have indicated that they sustained substantial monetary damages directly attributable to the failure of Synergy Media, Inc. and Synergy Communications, Inc. to fulfill their respective obligations under the merger contract. The Company cannot be assured that there will not be further expenditures, legal costs, or other charges that may arise subsequently as a result of the Innovative relationship and subsequent cancellation.


For the first nine months of 1996, ending September 30, 1996, the Company had a net loss of $2,092,539. The majority of the expenses were for expenses associated with corporate overhead and operating expenses of the Companies subsidiaries.

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

As of September 30, 1996, the Company had current assets of $245,068 and liabilities of $727,871.

In order for the Company to be adequately capitalized for its new business plan, it undertook to sell shares of its common stock both in the United States under Regulation D and outside of the United States to an institution who is not a U. S. person pursuant to offerings under Regulation S of the Securities Act of 1993 as amended.

During the second quarter of 1996, 1,712,500 shares were issued at a price of $.05 under consulting option agreements between the Company and consultants for services. Additionally, the Registrant sold 133,333 shares for a price of $.75(none of which were Regulation S), 200,001 shares were sold for a price of $1.50 (all of which were Regulation S), and 60,000 shares were sold for a price of $.50 per share (none of which were Regulation S). The Company determined, after discussions with various investors, this was the best available price at the time, given the condition of the Company. During the third quarter of 1996, the Registrant sold 398,931 shares for a price of $2.70 per share (all of which were Regulation S). An additional 228,148 shares were issued for a price of $.05 per share for consulting services. Subsequent to the end of the third quarter, $50,000 of debt was converted into equity at a price of $.25 per share. The issuance of shares at $.25 per share triggered a ratchet on 398,931 shares, whereby an additional 3,909,511 shares will be issued under the ratchet. (These shares have been included in the reported shares outstanding at the filing date.)

During the second quarter, the Company issued 2,748,279, 220,000, and 644,786 warrants with exercise prices of $1.00, $1.50, and $2.70 to members of the board, management and consultants. During the third quarter, the Company issued 400,000 warrants exercisable at $1.50. Subsequent to the close of the quarter, an additional 2,439,358 warrants were issued pursuant to ratchet clauses arising out of the issuance of stock at $.25 per share described above.

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

At the present time, the Registrant has limited liquid assets. It is highly unlikely that these assets could provide liquidity required for the contem-plated additional acquisitions, there is a possibility that the Registrant would not operate as a going concern.

MATERIAL CHANGES IN FINANCIAL CONDITION: The financial condition of the Company as of the quarter end reflects its status as an operating Company which was not profitable. During the second quarter the Registrant raised a total of $687,737 from the sale of the Company's common stock. Subsequent to the end of the quarter, Synergy Communications, Inc. borrowed $250,000 from a bank in two loan agreements. These loans were guaranteed by certain shareholders of the Company. The shareholders received warrants as consider-ation for their guarantees. At the filing date, the outstanding balance was

$100,000. The majority of these funds have been expended for business operations, acquisition costs and expenses of consultants and advisors to the Company, some of whom are affiliates or shareholders.


Events subsequent to quarter end have resulted in funds of $2,370 from the sale of shares of the Company's common stock. The majority of these funds have been expended to pay for the purchase of investments designed to lead to business operations for the Company, to pay operating expenses, payments to consultants and advisors of the Company, some of whom are affiliates or shareholders. See the description in Item 13. Certain Relationships and Related transactions.

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


/s/ Michael S. Luther                                       April 15. 1997
- ------------------------------                            ----------------
By: Michael S. Luther                                         Date
       Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Michael S. Luther                                         April 15, 1997
- ---------------------------                               ----------------
By: Michael S. Luther                                         Date
       Chairman

/s/ Micahel S. Luther                                         April 15. 1997
- ---------------------------                               ----------------
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

Synergy Media and Ken McLeod agree to a press release concerning the dissolu-tion in a positive light. In addition, Ken and Carol Ann McLeod agree to provide communications related services to Synergy Media as a favored Value Added Reseller.

Accepted this 30th day of October, 1996.

/s/ Ken McLeod                   			/s/ Michael S. Luther
Ken McLeod				                     	Micheal S. Luther
For Ken and Carol Ann McLeod		      For Synergy Media, Inc.


Press Release

Contact:

Michael S Luther
Chairman, Synergy Media, Inc.
402-346-4638


Synergy Media, Inc. announces restructuring including cancellation of merger agreement with CSG Wireless, Inc., closing of Minneapolis business, and man-agement changes.

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

Synergy Media will continue to focus on its core business Synergy Communica-tions, Inc., an Omaha based Internet Services Provider focussed on its Internet access, media development, and technical services activities which are less capital intensive. CSG Wireless, Inc. and Synergy Media will continue their relationship through a joint venture agreement to provide wire-less communications solutions to the broad base of Synergy Media customers. This agreement will reduce the number of shares and warrants outstanding for

Synergy Media, Inc.

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

Following the resignation of several senior executives at Synergy Media, Inc., a new management team is being put in place headed by Paula Mau. Ms. Mau brings an eleven year background in the telecommunications industry.

"Synergy needed an individual who understands the competitive nature of the communications market" stated Mr. Luther. "Along with her market analysis and strategic business planning success with U.S. West Communications, Ms. Mau brings a solid background in additional key business disciplines. We are excited to have her join Synergy."

According to Ms. Mau, Synergy Communications has made great strides in "cleaning up" the core business. "We have focused on each operational aspect of the business with the objective of streamlining supporting processes. Additionally, we have studied our network and have identified areas of expan-sion to best support Internet traffic." states Mau.

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

??